Form 10QSB
period 2007-01-31
REIDCO ACQUISITION I INC
filed 2007-03-09
CIK 1378044

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52373

Reidco Acquisition I Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	02-0786379
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

c/o Spencer Clarke LLC
505 Park Avenue, 4th Floor
New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (212) 446-6111
Facsimile number: (212) 446-6199

No change
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of March 7, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

REIDCO ACQUISITION I INC.

- INDEX -

		Page(s)
PART I - FINANCIAL INFORMATION:

Balance Sheet as of January 31, 2007 (unaudited)		F - 1

Statements of Operations for the three months ended January 31, 2007 (unaudited), and for the Cumulative Period from Inception (August 29, 2006) through January 31, 2007 (unaudited)		F - 2

Statements of Stockholders’ Deficiency for the Cumulative Period from Inception (August 29, 2006) through January 31, 2007 (unaudited)		F - 3

Statements of Cash Flows for the three months ended January 31, 2007 (unaudited), and for the Cumulative Period from Inception (August 29, 2006) through January 31, 2007 (unaudited)		F - 4

Notes to Unaudited Financial Statements		F - 5 - F - 9

Item 2.	Management's Discussion and Analysis or Plan of Operation	1

Item 3.	Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	2

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3.	Defaults Upon Senior Securities	2

Item 4.	Submission of Matters to a Vote of Security Holders	2

Item 5.	Other Information	2

Item 6.	Exhibits	2

Signatures		3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

REIDCO ACQUISITION I INC.
A Development Stage Company
BALANCE SHEET

January 31, 2007
(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$2,730

TOTAL ASSETS	$2,730

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$18,298

TOTAL CURRENT LIABILITIES	18,298

LONG TERM LIABILITIES:
Loan payable to affiliate	20,000

TOTAL LIABILITIES	38,298

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	5,000
Deficit accumulated during the development stage	(41,068)

TOTAL STOCKHOLDERS’ DEFICIENCY	(35,568)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,730

See notes to unaudited financial statements.

REIDCO ACQUISITION I INC.
A Development Stage Company
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months ended January 31, 2007	For the Cumulative Period from Inception (August 29, 2006) to January 31, 2007

REVENUE	$-	$-

General and administrative expenses	7,357	40,730

LOSS FROM OPERATIONS	(7,357)	(40,730)

OTHER EXPENSES:
Interest expense	200	338

NET LOSS	$(7,557)	$(41,068)

BASIC AND DILUTED NET LOSS PER SHARE	$(.00)	$(.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,000,000	5,000,000

See notes to unaudited financial statements.

REIDCO ACQUISITION I INC.
A Development Stage Company
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Preferred Stock		Common Stock		Additional Paid-in Capital	(Deficit) Accumulated During the Development Stage	Stockholders’ Deficiency
	Shares	Amount	Shares	Amount

BALANCE AT INCEPTION	-	$-	-	$-	$-	$-	$-
Issuance of common stock at $0.0001	-	-	5,000,000	500	-	-	500
Net loss	-	-	-	-	-	(33,511)	(33,511)
BALANCE AT OCTOBER 31, 2006	-	-	5,000,000	500	-	(33,511)	(33,011)
Capital contribution	-	-	-	-	5,000	-	5,000
Net loss	-	-	-	-	-	(7,557)	(7,557)
BALANCE AT JANUARY 31, 2007 (unaudited)	-	$-	5,000,000	$500	$5,000	$(41,068)	$(35,568)

See notes to unaudited financial statements.

REIDCO ACQUISITION I INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months ended January 31, 2007	For the Cumulative Period from Inception (August 29, 2006) to January 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,557)	$(41,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating liabilities:
(Decrease) increase in accounts payable and accrued expenses	(1,090)	18,298
Net cash utilized by operating activities	(8,647)	(22,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	500
Proceeds from capital contribution	5,000	5,000
Proceeds from notes payable	5,877	20,000
Net cash provided by financing activities	10,877	25,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,230	2,730

Cash and cash equivalents at beginning of period	500	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,730	$2,730

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to unaudited financial statements.

REIDCO ACQUISITION I INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

Reidco Acquisition I Inc. (the “Company”) was incorporated in the state of Delaware on August 29, 2006 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business.

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances.

(b)	Basis of Presentation:

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At the balance sheet date, the Company has a stockholders’ deficiency and a deficit accumulated during the development stage. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional funds to finance its operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to issue more shares of common stock in order to raise money and to continue to borrow from the Company’s existing stockholders until a business combination is effected.

(c)	Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d)	Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

REIDCO ACQUISITION I INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(e)	Income Taxes:

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

The Company has approximately $6,200 in gross deferred tax assets at January 31, 2007 resulting from deferred start up costs. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

(f)	Comprehensive Income

Comprehensive income for the period November 1, 2006 to January 31, 2007, and for the cumulative period from Inception (August 29, 2006) through January 31, 2007, as required to be reported by Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No, 130, was the same as the actual net income (loss) reported for that period.

(g)	Loss per Common Share:

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

(h)	Fair Value of Financial Instruments:

The carrying value of cash equivalents and accrued expenses approximates fair value due to the short period of time to maturity. The stockholder loans approximate fair value based on market rates available to the Company for financing with similar terms.

NOTE 2 -	LOAN PAYABLE TO AFFILIATE:

On August 29, 2006 the Company entered into a loan agreement with an affiliated entity in the amount of $20,000. The loan accrues interest at a rate of 4% per annum until a merger is completed. The loan shall be repaid in full upon the earlier of the completion of the merger or December 31, 2011. There are currently no significant merger discussions taking place.

REIDCO ACQUISITION I INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 3 -	CAPITAL STOCK:

The total number of shares of capital stock which the Company shall have authority to issue is one hundred ten million (110,000,000). These shares shall be divided into two classes with 100,000,000 shares designated as common stock at $.0001 par value (the “Common Stock”) and 10,000,000 shares designated as preferred stock at $.0001 par value (the “Preferred Stock”). The Preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders' meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights.

On August 29, 2006, the Company issued 4,000,000 shares of common stock at a purchase price of $.0001 per share for an aggregate purchase price of $400, which was paid for on September 15, 2006.

On August 29, 2006, the Company issued an additional 400,000 shares of common stock at a purchase price of $.0001 per share for an aggregate purchase price of $40, which was paid for on October 2, 2006.

On August 29, 2006, the Company also entered into six separate stock purchase agreements with six stockholders to sell each 100,000 shares of the Company’s common stock, par value $.0001 per share for a purchase price of $.0001 per share for an aggregate of $10 each, which was paid for on September 15, 2006, September 29, 2006 and October 3, 2006.

On January 23, 2007, the Company received proceeds of $5,000 as capital contribution.

NOTE 4 -	INCOME TAXES:

The provision for (benefit from) income taxes consists of the following for the Period August 29, 2006 (inception) to January 31, 2007.

	January 31, 2007	October 31, 2006
Current:
Federal	$-	$-
Deferred tax asset:
Federal	6,200	5,000
Valuation allowance	(6,200)	(5,000)
	$-	$-

REIDCO ACQUISITION I INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 4 -	INCOME TAXES (Continued):

The Company has approximately $6,200 in gross deferred tax assets at January 31, 2007, resulting from net operating loss carryforwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. At January 31, 2007, the Company has federal net operating loss carryforwards of approximately $41,100 available to offset future taxable income through 2026.

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows:

	January 31, 2007	October 31, 2006
Statutory federal income tax rate	(15%)	(15%)
Valuation allowance	15%	15%
Income tax rate	0%	0%

NOTE 5 -	RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:

In February 2006, the FASB amended SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with the issuance of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 resolves issues addressed in the earlier standards and is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. FASB 155 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

REIDCO ACQUISITION I INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 5 -	RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY (Continued):

SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatements of the company's financial statements and the related financial statement disclosures under each method. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the "dual approach" had always been used or (ii) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

We have adopted the provisions of SAB 108 in connection with the financial statements for the year ending October 31, 2007.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We are required to adopt FIN 48 on January 1, 2007, although early adoption is permitted. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In October 2006, the FASB issued FSP FAS 123(R)-5, “Amendment to FSP FAS 123(R)-1.” The FSP 123(R)-5 provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. Currently, this pronouncement has no effect on our financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. Reidco Acquisition I Inc. (the “Company”) has not realized any revenues from operations since August 29, 2006 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2006 (inception) to January 31, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of January 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the period ended January 31, 2007.

1

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of its sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	Bylaws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2007

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on December 22, 2006, and incorporated herein by this reference.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 7, 2007	REIDCO ACQUISITION I INC.

	By:	/s/ Reid H. Dresher
	Name:	Reid H. Drescher
	Title:	President

3