Form 10QSB
period 2007-04-30
REIDCO ACQUISITION I INC
filed 2007-06-14
CIK 1378044

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52373

Reidco Acquisition I Inc.
(Exact name of small business issuer as specified in its charter)
.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of June 14, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

REIDCO ACQUISITION I INC.

- INDEX -

Page(s)

PART I - FINANCIAL INFORMATION:

Balance Sheet as of April 30, 2007 (unaudited)	F - 1

Statements of Operations for the three and six months ended April 30, 2007	F - 2
(unaudited), and for the Cumulative Period from Inception
(August 29, 2006) through April 30, 2007 (unaudited)

Statements of Stockholders’ Deficiency for the Cumulative Period from Inception	F - 3
(August 29, 2006) through April 30, 2007 (unaudited)

Statements of Cash Flows for the three and six months ended April 30, 2007	F - 4
(unaudited), and for the Cumulative Period from Inception
(August 29, 2006) through April 30, 2007 (unaudited)

Notes to Unaudited Financial Statements	F-5 - F-8

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	1

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	1

Item 3. Defaults Upon Senior Securities	1

Item 4. Submission of Matters to a Vote of Security Holders	1

Item 5. Other Information	2

Item 6. Exhibits	2

Signatures	4

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

REIDCO ACQUISITION I INC.
A Development Stage Company
BALANCE SHEET

April 30, 2007
(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$2,749

TOTAL ASSETS	$2,749

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,157

LONG TERM LIABILITIES:
Loan payable to affiliate	20,000

TOTAL LIABILITIES	35,157

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	15,000
Deficit accumulated during the development stage	(47,908)

TOTAL STOCKHOLDERS’ DEFICIENCY	(32,408)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,749

See notes to unaudited financial statements.

REIDCO ACQUISITION I INC.
A Development Stage Company
STATEMENTS OF OPERATIONS
(unaudited)

	For the Six Months ended April 30, 2007	For the Three Months ended April 30, 2007	For the Cumulative Period from Inception (August 29, 2006) to April 30, 2007

REVENUE	$-	$-	$-

General and administrative expenses	13,859	6,502	47,232

LOSS FROM OPERATIONS	(13,859)	(6,502)	(47,232)

OTHER EXPENSES:
Interest expense	538	338	676

NET LOSS	$(14,397)	$(6,840)	$(47,908)

BASIC AND DILUTED NET LOSS PER SHARE	$(.00)	$(.00)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,000,000	5,000,000	5,000,000

See notes to unaudited financial statements.

REIDCO ACQUISITION I INC.
A Development Stage Company
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	(Deficit) Accumulated During the Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency
BALANCE AT INCEPTION	-	$-	-	$-	$-	$-	$-
Issuance of common stock at $0.0001	-	-	5,000,000	500	-	-	500
Net loss	-	-	-	-	-	(33,511)	(33,511)
BALANCE AT OCTOBER 31, 2006	-	-	5,000,000	500	-	(33,511)	(33,011)
Capital contributions	-	-	-	-	15,000	-	15,000
Net loss	-	-	-	-	-	(14,397)	(14,397)
BALANCE AT APRIL 30, 2007	-	$-	5,000,000	$500	$15,000	$(47,908)	$(32,408)

See notes to unaudited financial statements.

REIDCO ACQUISITION I INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended April 30, 2007	For the Three Months ended April 30, 2007	For the Cumulative Period from Inception (August 29, 2006) to April 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,397)	$(6,840)	$(47,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating liabilities:
(Decrease) increase in accounts payable and accrued expenses	(4,231)	(3,141)	15,157
Net cash utilized by operating activities	(18,628)	(9,981)	(32,751)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	500
Proceeds from capital contribution	15,000	10,000	15,000
Proceeds from notes payable	5,877	-	20,000
Net cash provided by financing activities	20,877	10,000	35,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,249	19	2,749

Cash and cash equivalents at beginning of period	500	2,730	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,749	$2,749	$2,730

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

The Company has approximately $7,200 in gross deferred tax assets at April 30, 2007 resulting from deferred start up costs. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

REIDCO ACQUISITION I INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(f)	Comprehensive Income

Comprehensive income for the period November 1, 2006 to April 30, 2007, and for the cumulative period from Inception (August 29, 2006) through April 30, 2007, as required to be reported by Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No, 130, was the same as the actual net income (loss) reported for that period.

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

REIDCO ACQUISITION I INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 3 -	CAPITAL STOCK (Continued):

On August 29, 2006, the Company also entered into six separate stock purchase agreements with six stockholders to sell each 100,000 shares of the Company’s common stock, par value $.0001 per share for a purchase price of $.0001 per share for an aggregate of $10 each, which was paid for on September 15, 2006, September 29, 2006 and October 3, 2006.

On January 23, 2007 and March 13, 2007, the Company received proceeds of $5,000 and $10,000, respectively, as capital contributions.

NOTE 4 -	INCOME TAXES:

The provision for (benefit from) income taxes consists of the following for the Period August 29, 2006 (inception) to April 30, 2007.

	April 30, 2007	October 31, 2006
Current:
Federal	$-	$-
Deferred tax asset:
Federal	7,200	5,000
Valuation allowance	(7,200)	(5,000)
	$-	$-

The Company has approximately $7,200 in gross deferred tax assets at April 30, 2007, resulting from net operating loss carryforwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. At April 30, 2007, the Company has federal net operating loss carryforwards of approximately $47,900 available to offset future taxable income through 2026.

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows:

	April 30, 2007	October 31, 2006
Statutory federal income tax rate	(15%)	(15%)
Valuation allowance	15%	15%
Income tax rate	0%	0%

NOTE 5 -	RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:

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

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2006 (inception) to April 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of April 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended April 30, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of its sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

1

Item 5. Other Information.

The following information is being provided herein in lieu of in a Current Report on Form 8-K.

Changes in Registrant's Certifying Accountant

(a) On June 11, 2007, Holtz Rubenstein Reminick LLP (“Holtz Rubenstein”), the Company’s independent certified public accountant was dismissed. The dismissal was approved by the Board of Directors of the Company.

Since August 29, 2006 (inception) through October 31, 2006, the accountant’s report on the financial statements contained no adverse opinion or disclaimer of opinion, nor was it modified as to audit scope or accounting principles. The accountant’s report contained an explanatory paragraph describing going concern contingencies.

Since August 29, 2006 (inception) through October 31, 2006 and the interim periods preceding the dismissal of Holtz Rubenstein, there were no disagreements with Holtz Rubenstein on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Holtz Rubenstein, would have caused Holtz Rubenstein to make reference to the subject of that disagreement in its reports on the Company’s financial statements.

The Company requested that Holtz Rubenstein furnish it with a letter addressed to the Securities and Exchange Commission (the “SEC”) stating whether or not it agrees with the Company’s statements in this Item 5(a). A copy of the letter furnished by Holtz Rubenstein in response to this request, dated June 13, 2007, is filed as Exhibit 16.1 to this Form 10-QSB.

(b) On June 11, 2007, Ronald N. Silberstein, CPA, PLLC (“RNS”) was engaged as the Company’s new certified public independent accountant. Since August 29, 2006 (inception), through October 31, 2006 and the interim period preceding the engagement of RNS, the Company has not consulted with RNS regarding either: (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by RNS or (iii) any other matter that was the subject of disagreement between the Company and its former auditor as described in Item 304(a)(1)(iv) of Regulation S-B.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	Bylaws

16.1	Letter from Holtz Rubenstein Reminick LLP regarding change in independent certified public accountant, dated June 13, 2007

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended April 30, 2007.

2

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on December 22, 2006, and incorporated herein by this reference.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 14, 2007	REIDCO ACQUISITION I INC.

	By:	/s/ Reid H. Drescher
Name: Reid H. Drescher
Title: President

4