Form 10QSB
period 2008-01-31
REIDCO ACQUISITION I INC
filed 2008-03-07
CIK 1378044

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of March 7, 2008.

Transitional Small Business Disclosure Format (Check one):   Yes ☐ No ☒

REIDCO ACQUISITION I INC.

- INDEX -

Page(s)

PART I - FINANCIAL INFORMATION:

Balance Sheet as of January 31, 2008 (unaudited)	F - 1

Statements of Operations for three months ended January 31, 2008 (unaudited), for the three months ended January 31, 2007 (unaudited) and for the Cumulative Period from Inception (August 29, 2006) through January 31, 2008 (unaudited)
F - 2

Statements of Stockholders’ Deficiency for the Cumulative Period from Inception (August 29, 2006) through January 31, 2008 (unaudited)	F - 3

Statements of Cash Flows for the three months ended January 31, 2008 (unaudited), for the three months ended January 31, 2007 (unaudited) and for the Cumulative Period from Inception  (August 29, 2006) through January 31, 2008 (unaudited)
F - 4

Notes to Unaudited Financial Statements	F-5 - F-9

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	1

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	1

Item 3. Defaults Upon Senior Securities	1

Item 4. Submission of Matters to a Vote of Security Holders	1

Item 5. Other Information	1

Item 6. Exhibits	2

Signatures	3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

REIDCO ACQUISITION I INC.
A Development Stage Company
BALANCE SHEET

January 31, 2008
(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,180

TOTAL ASSETS	$1,180

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$20,223

LONG TERM LIABILITIES:
Loan payable to affiliate	20,000

TOTAL LIABILITIES	40,223

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	15,000
Deficit accumulated during the development stage	(54,543)

TOTAL STOCKHOLDERS’ DEFICIT	(39,043)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,180

See notes to unaudited financial statements.

REIDCO ACQUISITION I INC.
A Development Stage Company
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months ended January 31, 2008	For the Three Months ended January 31, 2007	For the Cumulative Period from Inception (August 29, 2006) to January 31, 2008

REVENUE	$-	$-	$-

General and administrative expenses	2,500	7,357	53,405

LOSS FROM OPERATIONS	(2,500)	(7,357)	(53,405)

OTHER EXPENSES:
Interest expense	200	200	1,138

NET LOSS	$(2,700)	$(7,557)	$(54,543)

BASIC AND DILUTED NET LOSS PER SHARE	$(.00)	$(.00)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,000,000	5,000,000	5,000,000

See notes to unaudited financial statements.

REIDCO ACQUISITION I INC.
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ DEFICIT
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	(Deficit) Accumulated During the Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

BALANCE AT INCEPTION	-	$-	-	$-	$-	$-	$-
Issuance of common stock at $0.0001	-	-	5,000,000	500	-	-	500
Net loss	-	-	-	-	-	(33,511)	(33,511)
BALANCE AT OCTOBER 31, 2006	-	-	5,000,000	500	-	(33,511)	(33,011)
Capital contributions	-	-	-	-	15,000	-	15,000
Net loss	-	-	-	-	-	(18,332)	(18,332)
BALANCE AT OCTOBER 31, 2007	-	-	5,000,000	500	15,000	(51,843)	(36,343)
Net loss	-	-	-	-	-	(2,700)	(2,700)
BALANCE AT JANUARY 31, 2008	-	$-	5,000,000	$500	$15,000	$(54,543)	$(35,108)

See notes to unaudited financial statements.

REIDCO ACQUISITION I INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended January 31, 2008	For the Three Months ended January 31, 2007	For the Cumulative Period from Inception (August 29, 2006) to January 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,700)	$(7,557)	$(54,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating liabilities:
(Decrease) increase in accounts payable and accrued expenses	(2,700)	(1,090)	20,223
Net cash used by operating activities	-	(8,647)	(34,320)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	500
Proceeds from capital contribution	-	5,000	15,000
Proceeds from notes payable	-	5,877	20,000
Net cash provided by financing activities	-	10,877	35,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	2,230	1,180

Cash and cash equivalents at beginning of period	1,180	500	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,180	$2,730	$1,180

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

(f) Comprehensive Income

Comprehensive income for the period November 1, 2007 to January 31, 2008, and for the cumulative period from Inception (August 29, 2006) through January 31, 2008, as required to be reported by Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No, 130, was the same as the actual net income (loss) reported for that period.

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

NOTE 4 - INCOME TAXES:

The provision for (benefit from) income taxes consists of the following for the period August 29, 2006 (inception) to January 31, 2008.

January 31, 2008
Current:
Federal	$-
Deferred tax asset:
Federal	8,175
Valuation allowance	(8,175)
$-

REIDCO ACQUISITION I INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 4 - INCOME TAXES (Continued):

The Company has approximately $8,175 in gross deferred tax assets at January 31, 2008, resulting from net operating loss carryforwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. At January 31, 2008, the Company has federal net operating loss carryforwards of approximately $54,500 available to offset future taxable income through 2026.

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows:

January 31, 2008
Statutory federal income tax rate	(15)%
Valuation allowance	15%
Income tax rate	0%

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

The Company does not expect the adoption of other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

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

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2006 (inception) to January 31, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of January 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended January 31, 2008.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2008.

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

Date: March 7, 2008	REIDCO ACQUISITION I INC.

	By:	/s/ Reid H. Drescher
Name: Reid H. Drescher Title: President

3