Form 10QSB
period 2008-04-30
REIDCO ACQUISITION I INC
filed 2008-06-06
CIK 1378044

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52373

Reidco Acquisition I Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	02-0786379
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

c/o Spencer Clarke LLC
545 Fifth Avenue, 6th Floor
New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (212) 446-6111
Facsimile number: (212) 446-6199

Adress Change
formerly:
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of June 4, 2008.

Transitional Small Business Disclosure Format (Check one):   Yes [ ] No [X]

REIDCO ACQUISITION I INC.

- INDEX -

Page(s)

Balance Sheet as of April 30, 2008	F - 1

Statements of Operations for the six months and three months ended April 30, 2008 and 2007,	F - 2
and for the Cumulative Period from Inception (August 29, 2006)
through April 30, 2008

Statement of Stockholders’ Deficit for the Cumulative Period from Inception	F - 3
(August 29, 2006) through April 30, 2008

Statements of Cash Flows for the six months and three months ended April 30, 2008 and 2007,	F - 4
and for the Cumulative Period from Inception (August 29, 2006)
through April 30, 2008

Notes to Financial Statements	F-5 - F-8

REIDCO ACQUISITION I INC.
A Development Stage Company
BALANCE SHEET
(unaudited)

April 30, 2008

ASSETS

CURRENT ASSETS
Cash	$1,180

TOTAL ASSETS	$1,180

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$21,173

LONG TERM LIABILITIES
Loan payable to affiliate	20,000

TOTAL LIABILITIES	41,173

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	15,000
Deficit accumulated during the development stage	(55,493)

TOTAL STOCKHOLDERS’ DEFICIT	(39,993)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,180

See notes to financial statements.

REIDCO ACQUISITION I INC.
A Development Stage Company
STATEMENTS OF OPERATIONS
(unaudited)

	For the Six Months ended April 30, 2008	For the Six Months ended April 30, 2007	For the Three Months ended April 30, 2008	For the Three Months ended April 30, 2007	For the Cumulative Period from Inception (August 29, 2006) to April 30, 2008

REVENUE	$-	$-	$-	$-	$-

General and administrative expenses	3,250	13,859	750	6,502	54,155

LOSS FROM OPERATIONS	(3,250)	(13,859)	(750)	(6,502)	(54,155)

OTHER EXPENSES:
Interest expense	400	538	200	338	1,338

NET LOSS	$(3,650)	$(14,397)	$(950)	$(6,840)	$(55,493)

BASIC AND DILUTED NET LOSS PER SHARE	$(.00)	$(.00)	$(.00)	$(.00)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

See notes to financial statements.

REIDCO ACQUISITION I INC.
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ DEFICIT
(unaudited)

						(Deficit)
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

BALANCE AT INCEPTION	-	$-	-	$-	$-	$-	$-
Issuance of common stock at $0.0001	-	-	5,000,000	500	-	-	500
Net loss	-	-	-	-	-	(33,511)	(33,511)
BALANCE AT OCTOBER 31, 2006	-	-	5,000,000	500	-	(33,511)	(33,011)
Capital contributions	-	-	-	-	15,000	-	15,000
Net loss	-	-	-	-	-	(18,332)	(18,332)
BALANCE AT OCTOBER 31, 2007	-	-	5,000,000	500	15,000	(51,843)	(36,343)
Net loss	-	-	-	-	-	(3,650)	(3,650)
BALANCE AT APRIL 30, 2008	-	$-	5,000,000	$500	$15,000	$(55,493)	$(39,993)

See notes to financial statements.

REIDCO ACQUISITION I INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:	For the Six Months ended April 30, 2008	For the Six Months ended April 30, 2007	For the Three Months ended April 30, 2008	For the Three Months ended April 30, 2007	For the Cumulative Period from Inception (August 29, 2006) to April 30, 2008
Net loss	$(3,650)	$(14,397)	$(750)	$(6,840)	$(55,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating liabilities:
(Decrease) increase in accounts payable and accrued expenses	3,650	(4,231)	750	(3,141)	21,173
Net cash utilized by operating activities	-	(18,628)	-	(9,981)	(34,320)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	-	-	500
Proceeds from capital contribution	-	15,000	-	10,000	15,000
Proceeds from notes payable	-	5,877	-	-	20,000
Net cash provided by financing activities	-	20,877	-	10,000	35,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	2,249	-	19	1,180

Cash and cash equivalents at beginning of period	1,180	500	1,180	2,730	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	1,180	2,749	1,180	2,749	1,180

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	-	-	-	-	-
Cash paid for income taxes	-	-	-	-	-

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

The Company has approximately $8,300 in gross deferred tax assets at April 30, 2008, resulting from mainly from start up costs. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

REIDCO ACQUISITION I INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(f)	Comprehensive Income

Comprehensive income for the period November 1, 2006 to October 31, 2007, and for the cumulative period from Inception (August 29, 2006) through April 30, 2008, as required to be reported by Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No, 130, was the same as the actual net income (loss) reported for that period.

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

On January 23, 2007 and March 13, 2007, the Company received proceeds of $5,000 and $10,000, respectively, as capital contributions.

NOTE 4 -	INCOME TAXES:

The provision for (benefit from) income taxes consists of the following for the period August 29, 2006 (inception) to April 30, 2008:

	April 30, 2008	April 30, 2007
Current:
Federal	$-	$-
Deferred tax asset:
Federal	8,300	7,200
Valuation allowance	(8,300)	(7,200)
$-		$-

REIDCO ACQUISITION I INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 4 -	INCOME TAXES (Continued):

The Company has approximately $8,300 in gross deferred tax assets at April 30, 2008, resulting from net operating loss carryforwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. At April 30, 2008, the Company has federal net operating loss carryforwards of approximately $55,500 available to offset future taxable income through 2028.

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows:

	April 30, 2008	April 30, 2007
Statutory federal income tax rate	(15%)	(15%)
Valuation allowance	15%	15%
Income tax rate	0%	0%

NOTE 5 -	RECENT ACCOUNTING PRONOUNCEMENTS:

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 6 - LIQUIDITY AND GOING CONCERN:

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

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2006 (inception) to April 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of April 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended April 30, 2008.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended April 30, 2008.

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

Date: June 4, 2008	REIDCO ACQUISITION I INC.

By: /s/ Reid H. Drescher Name: Reid H. Drescher Title: President

3