Form 10QSB
period 2008-07-31
REIDCO ACQUISITION I INC
filed 2008-09-08
CIK 1378044

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of September 5, 2008.

Transitional Small Business Disclosure Format (Check one):   Yes ☐ No ☒

REIDCO ACQUISITION I INC.

- INDEX -

Page(s)

Balance Sheet as of July 31, 2008 (unaudited)	F - 1

Statements of Operations for the nine months and three months ended July 31, 2008 and 2007, and for the Cumulative Period from Inception (August 29, 2006) through July 31, 2008 (unaudited)	F - 2

Statement of Stockholders’ Deficit for the Cumulative Period from Inception (August 29, 2006) through July 31, 2008 (unaudited)	F - 3

Statements of Cash Flows for the nine months and three months ended July 31, 2008 and 2007, and for the Cumulative Period from Inception (August 29, 2006) through July 31, 2008 (unaudited)	F - 4

Notes to Financial Statements	F-5 - F-8

July 31, 2008

ASSETS
CURRENT ASSETS
Cash	$530

TOTAL ASSETS	$530

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$21,373

LONG TERM LIABILITIES
Loan payable to affiliate	20,000

TOTAL LIABILITIES	41,373

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	15,000
Deficit accumulated during the development stage	(56,343)

TOTAL STOCKHOLDERS’ DEFICIT	(40,843)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$530

See notes to financial statements.

REIDCO ACQUISITION I INC.
A Development Stage Company
STATEMENTS OF OPERATIONS
(unaudited)

	For the Nine Months ended July 31, 2008	For the Nine Months ended July 31, 2007	For the Three Months ended July 31, 2008	For the Three Months ended July 31, 2007	For the Cumulative Period from Inception (August 29, 2006) to July 31, 2008

REVENUE	$-	$-	$-	$-	$-

General and administrative expenses	3,900	16,037	650	2,178	54,805

LOSS FROM OPERATIONS	(3,900)	(16,037)	(650)	(2,178)	(54,805)

OTHER EXPENSES:
Interest expense	600	738	200	200	1,538

NET LOSS	$(4,500)	$(16,775)	$(850)	$(2,378)	$(56,343)

BASIC AND DILUTED NET LOSS PER SHARE	$(.00)	$(.00)	$(.00)	$(.00)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

See notes to financial statements.

REIDCO ACQUISITION I INC.
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ DEFICIT
(unaudited)

						(Deficit)
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit

BALANCE AT INCEPTION	-	$-	-	$-	$-	$-	$-
Issuance of common stock at $0.0001	-	-	5,000,000	500	-	-	500
Net loss	-	-	-	-	-	(33,511)	(33,511)
BALANCE AT OCTOBER 31, 2006	-	-	5,000,000	500	-	(33,511)	(33,011)
Capital contributions	-	-	-	-	15,000	-	15,000
Net loss	-	-	-	-	-	(18,332)	(18,332)
BALANCE AT OCTOBER 31, 2007	-	-	5,000,000	500	15,000	(51,843)	(36,343)
Net loss	-	-	-	-	-	(4,500)	(4,500)
BALANCE AT JULY 31, 2008	-	$-	5,000,000	$500	$15,000	$(56,343)	$(40,843)

See notes to financial statements.

REIDCO ACQUISITION I INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months ended July 31, 2008	For the Nine Months ended July 31, 2007	For the Three Months ended July 31, 2008	For the Three Months ended July 31, 2007	For the Cumulative Period from Inception (August 29, 2006) to July 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,500)	$(16,775)	$(850)	$(2,378)	$(56,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating liabilities:
(Decrease) increase in accounts payable and accrued expenses	3,850	(2,672)	200	(1,559)	21,373
Net cash utilized by operating activities	(650)	(19,447)	(650)	(819)	(34,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	-	-	500
Proceeds from capital contribution	-	15,000	-	-	15,000
Proceeds from notes payable	-	5,877	-	-	20,000
Net cash provided by financing activities	-	20,877	-	-	35,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	(650)	1,430	(650)	(819)	530

Cash and cash equivalents at beginning of period	1,180	500	1,180	2,749	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	530	1,930	530	1,930	530

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	-	-	-	-	-
Cash paid for income taxes	-	-	-	-	-

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

The Company has approximately $8,450 in gross deferred tax assets at July 31, 2008, resulting from mainly from start up costs. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

REIDCO ACQUISITION I INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(f)	Comprehensive Income

Comprehensive income for the period November 1, 2006 to October 31, 2007, and for the cumulative period from Inception (August 29, 2006) through July 31, 2008, as required to be reported by Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No, 130, was the same as the actual net income (loss) reported for that period.

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

On January 23, 2007 and March 13, 2007, the Company received proceeds of $5,000 and $10,000, respectively, as capital contributions.

NOTE 4 -	INCOME TAXES:

The provision for (benefit from) income taxes consists of the following for the period August 29, 2006 (inception) to July 31, 2008:

	July 31, 2008	July 31, 2007
Current:
Federal	$-	$-
Deferred tax asset:
Federal	8,450	7,600
Valuation allowance	(8,450)	(7,600)
	$-	$-

REIDCO ACQUISITION I INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 4 -	INCOME TAXES (Continued):

The Company has approximately $8,450 in gross deferred tax assets at July 31, 2008, resulting from net operating loss carryforwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. At July 31, 2008, the Company has federal net operating loss carryforwards of approximately $56,300 available to offset future taxable income through 2028.

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows:

	July 31, 2008	July 31, 2007
Statutory federal income tax rate	(15)%	(15)%
Valuation allowance	15%	15%
Income tax rate	0%	0%

NOTE 5 -	RECENT ACCOUNTING PRONOUNCEMENTS:

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

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2006 (inception) to July 31, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of July 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended July 31 2008.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2008.

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
Date: September 5, 2008	REIDCO ACQUISITION I INC.

	By:	/s/ Reid H. Drescher
Name: Reid H. Drescher
Title: President

3