Form 10-K
period 2008-10-31
REIDCO ACQUISITION I INC
filed 2009-01-29
CIK 1378044

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

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

The issuer’s revenues for fiscal year end October 31, 2008 were $0.

As of January 25, 2009, there were 5,000,000 shares of common stock, par value $.0001 per share, outstanding, none of which were held by non-affiliates.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Reidco Acquisition I Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Plan of Operation” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Item 1A. Risk Factors

You should carefully review and consider the following risks as well as all other information contained in this Annual Report on Form 10-K, including our financial statements and the notes to those statements. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material also could materially adversely affect our business, financial condition, results of operations, or cash flows. To the extent any of the information contained in this annual report constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely effect our financial condition, results of operations or cash flows.

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

We have a limited operating history.

We have a limited operating history and no revenues or earnings from operations since inception, and there is a risk that we will be unable to continue as a going concern and consummate a business combination, we have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a merger or other business combination with a private company. This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by us or ever.

We have incurred and may continue to incur losses.

Since inception (August 29, 2006) through October 31, 2008, we have incurred a net loss of $(58,046). We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

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

Item 2. Properties.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Common Stock. Our Common Stock is not listed on a publicly-traded market. As of January 25, 2008, there were eight holders of record of our Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock. The Company has issued 2,000,000 shares, as of October 31, 2008. Our preferred stock is not listed on a publicly-traded market.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On September 18, 2008 the company issued 2,000,000 shares of unregistered preferred stock for an aggregate purchase price equal to $50,000.00.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity

The Company has limited working capital, has incurred losses since inception, and has not yet received revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  There can be no assurance the Company will be successful in these efforts.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

REIDCO ACQUISITION I INC.

- INDEX -

Page(s)

Report of Independent Registered Public Accounting Firm	F - 1

Balance Sheets as of October 31, 2008 and 2007	F – 2

Statements of Operations for the years ended October 31, 2008 and 2007, and for the Cumulative Period from Inception (August 29, 2006) through October 31, 2008	F – 3

Statements of Stockholders’ Deficit for the Cumulative Period from Inception (August 29, 2006) through October 31, 2008	F – 4

Statements of Cash Flows for the years ended October 31, 2008 and 2007, and for the Cumulative Period from Inception (August 29, 2006) through October 31, 2008	F – 5

Notes to Financial Statements	F-6 - F-9

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors

Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

Board of Directors
Reidco Acquisition I, Inc.
New York, New York

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Reidco Acquisition I Inc., Inc. (a development stage company) as of October 31, 2008 and 2007 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from August 31, 2006 (date of inception) to October 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reidco Acquisition I Inc. (a development stage company) as of October 31, 2008 and 2007, and the results of their operations and cash flows for the year then ended, and for the period from August 31, 2006 (date of inception) to October 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has limited working capital, has incurred losses since inception, and has not yet received revenue from sales of products or services.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 6. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
January 15, 2009

REIDCO ACQUISITION I INC.
A Development Stage Company
BALANCE SHEETS

	October 31, 2008	October 31, 2007

ASSETS

CURRENT ASSETS
Cash	$10,554	$1,180

TOTAL ASSETS	$10,554	$1,180

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,100	$17,523

LONG TERM LIABILITIES
Loan payable to affiliate	-	20,000

TOTAL LIABILITIES	3,100	37,523

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 2,000,000 and -0- shares issued and outstanding	200	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	64,800	15,000
Deficit accumulated during the development stage	(58,046)	(51,843)

TOTAL STOCKHOLDERS’ DEFICIT	7,454	(36,343)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,554	$1,180

See notes to financial statements.

REIDCO ACQUISITION I INC.
A Development Stage Company
STATEMENTS OF OPERATIONS

	For the Year ended October 31, 2008	For the Year ended October 31, 2007	For the Cumulative Period from Inception (August 29, 2006) to October 31, 2008

REVENUE	$-	$-	$-

General and administrative expenses	5,496	17,532	56,401

LOSS FROM OPERATIONS	(5,496)	(17,532)	(56,401)

OTHER EXPENSES:
Interest expense	707	800	(1,645)

NET LOSS	$(6,203)	$(18,332)	$(58,046)

BASIC AND DILUTED NET LOSS PER SHARE	$(.00)	$(.00)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,000,000	5,000,000	5,000,000

See notes to financial statements.

REIDCO ACQUISITION I INC.
A Development Stage Company
STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(unaudited)

						(Deficit)
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency

BALANCE AT INCEPTION	-	$-	-	$-	$-	$-	$-
Issuance of common stock at $0.0001	-	-	5,000,000	500	-	-	500
Net loss	-	-	-	-	-	(33,511)	(33,511)
BALANCE AT OCTOBER 31, 2006	-	-	5,000,000	500	-	(33,511)	(33,011)
Capital contributions	-	-	-	-	15,000	-	15,000
Net loss	-	-	-	-	-	(18,332)	(18,332)
BALANCE AT OCTOBER 31, 2007	-	-	5,000,000	500	15,000	(51,843)	(36,343)
Issuance of series A preferred stock at $0.0001	2,000,000	200	-	-	49,800	-	50,000
Net loss	-	-	-	-	-	(6,203)	(6,203)
BALANCE AT OCTOBER 31, 2008	2,000,000	$200	5,000,000	$500	$64,800	$(58,046)	$(7,454)

See notes to financial statements.

REIDCO ACQUISITION I INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS

	For the Year ended October 31, 2008	For the Year ended October 31, 2007	For the Cumulative Period from Inception (August 29, 2006) to October 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,203)	$(18,332)	$(58,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating liabilities:
(Decrease) increase in accounts payable and accrued expenses	(14,423)	(1,865)	3,100
Net cash utilized by operating activities	(20,626)	(20,197)	(54,946)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	-	-	500
Proceeds from issuance of series A preferred stock	50,000	-	50,000

Proceeds from capital contribution	-	15,000	15,000
Proceeds from notes payable	-	5,877	20,000
Payment of note payable	(20,000)	5,877	(20,000)
Net cash provided by financing activities	30,000	20,877	65,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,374	680	10,554

Cash and cash equivalents at beginning of period	1,180	500	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,554	$1,180	$10,554

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$1,645	$-	$1,645
Cash paid for income taxes	$-	$-	$-

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

The Company has approximately $8,700 in gross deferred tax assets at October 31, 2008, resulting from mainly from start up costs. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

REIDCO ACQUISITION I INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(f)  Comprehensive Income

Comprehensive income for the period November 1, 2006 to October 31, 2008, and for the cumulative period from Inception (August 29, 2006) through October 31, 2008, as required to be reported by Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No, 130, was the same as the actual net income (loss) reported for that period.

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

On August 29, 2006 the Company entered into a loan agreement with an affiliated entity in the amount of $20,000. The loan accrued interest at a rate of 4% per annum until a merger is completed. The loan and accrued interest was repaid in full on September 18, 2008.

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

On January 23, 2007 and March 13, 2007, the Company received proceeds of $5,000 and $10,000, respectively, as capital contributions.

On September 18, 2008, the Company received proceeds of $50,000 for 2,000,000 shares of Series A preferred stock.

NOTE 4 -	INCOME TAXES:

The provision for (benefit from) income taxes consists of the following for the period from August 29, 2006 (inception) to October 31, 2008.

	October 31, 2008	October 31, 2007
Current:
Federal	$-	$-
Deferred tax asset:
Federal	8,700	7,770
Valuation allowance	(8,700)	(7,770)
	$-	$-

REIDCO ACQUISITION I INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 4 -	INCOME TAXES (Continued):

The Company has approximately $8,700 in gross deferred tax assets at October 31, 2008, resulting from net operating loss carryforwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. At October 31, 2008, the Company has federal net operating loss carryforwards of approximately $58,000 available to offset future taxable income through 2028.

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows:

	October 31, 2008	October 31, 2007
Statutory federal income tax rate	(15)%	(15)%
Valuation allowance	15%	15%
Income tax rate	0%	0%

NOTE 5 -	RECENT ACCOUNTING PRONOUNCEMENTS:

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 6 – LIQUIDITY AND GOING CONCERN:

The Company has limited working capital, has incurred losses since inception, and has not yet received revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  There can be no assurance the Company will be successful in these efforts.

NOTE 7 – SUBSEQUENT EVENT:

The Company began a private placement offering of its common stock to accredited investors subsequent to October 31, 2008.  Up to 3,000,000 common shares are being offered to investors at a price equal to the par value of $.0001 per share.  The Company anticipates it will receive subscriptions and payments for all 3,000,000 shares from approximately 32 new investors and that the offering will close by the end of January, 2009.

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

As of October 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 8B. Other Information.
None.

PART III

Item 9. Directors and Executive Officers of the Company.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended October 31, 2008:

Name	Age	Position	Term

Reid H. Drescher	40	President, Secretary and Director	August 29, 2006 thru Present

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended October 31, 2008 and written representations that no other reports were required, the Company believes that the no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

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

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President (the sole executive officer of the Company) for services rendered during the fiscal year ended October 31, 2008.

Name and Position	Year	Total Compensation

Reid H. Drescher, President, Secretary and Director	2008	None

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

Audit Fees

The aggregate fees billed by Holtz Rubenstein for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $4,750 for the fiscal year ended October 31, 2008, $3,000.00 for the fiscal year ended October 31, 2007 and $6,250 for the period from Inception (August 29, 2006) to October 31, 2006.

The aggregate fees billed by RNS for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $500 for the fiscal year ended October 31, 2008.

The aggregate fees billed by Maddox Ungar Silberstein for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $4,750 for the fiscal year ended October 31, 2008.

Audit-Related Fees

There were no fees billed by Holtz Rubenstein for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended October 31, 2008 and for the period from Inception (August 29, 2006) to October 31, 2006.

There were no fees billed by RNS for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended October 31, 2008.

There were no fees billed by Maddox Ungar Silberstein for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended October 31, 2008.

Tax Fees

There were no fees billed by Holtz Rubenstein for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended October 31, 2007 and for the period from Inception (August 29, 2006) to October 31, 2006.

There were fees totaling $650.00 billed by RNS for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended October 31, 2007.

We expect fees totaling $650.00 to be billed by Maddox Ungar Silberstein for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended October 31, 2008.

All Other Fees

There were no fees billed by Holtz Rubenstein for other products and services for the fiscal year ended October 31, 2007 and for the period from Inception (August 29, 2006) to October 31, 2006.

There were no fees billed by RNS for other products and services for the fiscal year ended October 31, 2008.

There were no fees billed by Maddox Ungar Silberstein for other products and services for the fiscal year ended October 31, 2008.

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

REIDCO ACQUISITION I INC.

Dated: January 27, 2009	By:	/s/ Reid H. Drescher
Reid H. Drescher
President, Secretary and sole Director