Form 10-Q
period 2009-04-30
REIDCO ACQUISITION I INC
filed 2009-06-15
CIK 1378044

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,200,000 shares of Common Stock, par value $.0001 per share, outstanding as of June 9, 2009.

REIDCO ACQUISITION I INC.

- INDEX -

Page(s)

Balance Sheets as of April 30, 2009 (unaudited) and October 31, 2008 (audited)	F - 1

Statements of Operations for the six months and three months ended April 30, 2009 and 2008, and for the Cumulative Period from Inception (August 29, 2006) through April 30, 2009 (unaudited)	F - 2

Statement of Stockholders’ Deficit for the Cumulative Period from Inception (August 29, 2006) through April 30, 2009 (unaudited)	F - 3

Statements of Cash Flows for the six months ended April 30, 2009 and 2008, and for the Cumulative Period from Inception (August 29, 2006) through April 30, 2009 (unaudited)	F - 4

Notes to Financial Statements	F-5 - F-8

REIDCO ACQUISITION I INC.
A Development Stage Company
BALANCE SHEETS

	April 30, 2009 (unaudited)	October 31, 2008 (audited)

ASSETS

CURRENT ASSETS
Cash	$4,855	$10,554

TOTAL ASSETS	$4,855	$10,554

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued expenses	$750	$3,100

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding	200	200
Common stock, $.0001 par value; 100,000,000 shares authorized; 8,200,000 and 5,000,000 shares issued and outstanding	820	500
Additional paid-in capital	64,980	64,800
Deficit accumulated during the development stage	(61,895)	(58,046)

TOTAL STOCKHOLDERS’ EQUITY	4,105	7,454

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,855	$10,554

See notes to financial statements.

REIDCO ACQUISITION I INC.
A Development Stage Company
STATEMENTS OF OPERATIONS
(unaudited)

	For the Six Months ended April 30, 2009	For the Six Months ended April 30, 2008	For the Three Months ended April 30, 2009	For the Three Months ended April 30, 2008	For the Cumulative Period from Inception (August 29, 2006) to April 30, 2009

REVENUE	$-	$-	$-	$-	$-

General and administrative expenses	3,849	3,250	3,099	750	60,250

LOSS FROM OPERATIONS	(3,849)	(3,250)	(3,099)	(750)	(60,250)

OTHER EXPENSES:
Interest expense	-	400	-	200	1,645

NET LOSS	$(3,849)	$(3,650)	$(3,099)	$(950)	$(61,895)

BASIC AND DILUTED NET LOSS PER SHARE	$(.00)	$(.00)	$(.00)	$(.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,600,000	5,000,000	8,200,000	5,000,000

See notes to financial statements.

REIDCO ACQUISITION I INC.
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

						(Deficit)
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

BALANCE AT INCEPTION	-	$-	-	-	$-	$-	$-
Issuance of common stock at $0.0001	-	-	5,000,000	500	-	-	500
Net loss	-	-	-	-	-	(33,511)	(33,511)
BALANCE AT OCTOBER 31, 2006	-	-	5,000,000	500	-	(33,511)	(33,011)
Capital contributions	-	-	-	-	15,000	-	15,000
Net loss	-	-	-	-	-	(18,332)	(18,332)
BALANCE AT OCTOBER 31, 2007	-	-	5,000,000	500	15,000	(51,843)	(36,343)
Issuance of series A preferred stock at $0.0001	2,000,000	200	-	-	49,800	-	50,000
Net loss	-	-	-	-	-	(6,203)	(6,203)
BALANCE AT OCTOBER 31, 2008	2,000,000	200	5,000,000	500	64,800	(58,046)	7,454
Issuance of common stock at $0.0001	-	-	3,200,000	320	-	-	320
Capital contributions	-	-	-	-	180	-	180
Net loss	-	-	-	-	-	(3,849)	(3,849)
BALANCE AT APRIL 30, 2009	2,000,000	$200	8,200,000	820	$64,980	$(61,895)	$4,605

See notes to financial statements.

REIDCO ACQUISITION I INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months ended April 30, 2009	For the Six Months ended April 30, 2008	For the Cumulative Period from Inception (August 29, 2006) to April 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,849)	$(3,650)	$(61,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating liabilities:
(Decrease) increase in accounts payable and accrued expenses	(2,350)	3,650	750
Net cash used by operating activities	(6,199)	-	(61,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	320	-	820
Proceeds from issuance of series A preferred stock	-	-	50,000
Proceeds from capital contribution	180	-	15,180
Proceeds from notes payable	-	-	20,000
Payment of note payable			(20,000)
Net cash provided by financing activities	500	-	66,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,699)	-	4,855

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,554	1,180	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	4,855	1,180	4,855

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

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

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended October 31, 2008.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

The Company has approximately $9,300 in gross deferred tax assets at April 30, 2009, resulting from mainly from start up costs. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

REIDCO ACQUISITION I INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(f)	Comprehensive Income

Comprehensive income for the period February 1, 2009 to April 30, 2009 and for the cumulative period from Inception (August 29, 2006) through April 30, 2009, as required to be reported by Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No, 130, was the same as the actual net income (loss) reported for that period.

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

On January 23, 2007 and March 13, 2007, the Company received proceeds of $5,000 and $10,000, respectively, as capital contributions.

On September 18, 2008, the Company received proceeds of $50,000 for 2,000,000 shares of Series A preferred stock.

On January 31, 2009, the Company received proceeds of $320 for 3,200,000 shares of common stock and $180 as a capital contribution.

NOTE 4 -	INCOME TAXES:

The provision for (benefit from) income taxes consists of the following for the period August 29, 2006 (inception) to April 30, 2009:

	April 30, 2009	April 30, 2008
Current:
Federal	$-	$-
Deferred tax asset:
Federal	9,300	8,300
Valuation allowance	(9,300)	(8,300)
	$-	$-

REIDCO ACQUISITION I INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 4 -	INCOME TAXES (Continued):

The Company has approximately $9,300 in gross deferred tax assets at April 30, 2009, resulting from net operating loss carryforwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. At April 30, 2009, the Company has federal net operating loss carryforwards of approximately $61,900 available to offset future taxable income through 2029.

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

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2006 (inception) to April 30, 2009. Operating expenses were primarily professional fees and expenses related to SEC filings. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of April 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009.

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

Date: June 9, 2009	REIDCO ACQUISITION I INC.

	By:	/s/ Reid H. Drescher
Name: Reid H. Drescher
Title: President

3