Form 10-Q
period 2009-07-31
REIDCO ACQUISITION I INC
filed 2009-09-25
CIK 1378044

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52373

Reidco Acquisition I Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	02-0786379
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

c/o Prestige Optical Mastering Services, Inc.
7340 Eastgate Rd., Suite 140
Henderson, NV	89011
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (917) 742-2110
Facsimile number: (201) 487-2389

c/o Spencer Clarke LLC
545 Fifth Avenue, 6th Floor
New York, NY 10017(former address)
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,200,000 shares of Common Stock, par value $.0001 per share, outstanding as of September 24, 2009.

REIDCO ACQUISITION I INC.

- INDEX -

Page(s)

Consolidated Balance Sheets as of July 31, 2009 (unaudited) and October 31, 2008 (audited)	F - 1

Statements of Operations for the nine months and three months ended July 31, 2009 and 2008, and for the Cumulative Period from Inception (August 29, 2006) through July 31, 2009 (unaudited)	F - 2

Statement of Stockholders’ Equity (Deficit) for the Cumulative Period from Inception (August 29, 2006) through July 31, 2009 (unaudited)	F - 3

Statements of Cash Flows for the nine months ended July 31, 2009 and 2008, and for the Cumulative Period from Inception (August 29, 2006) through July 31, 2009 (unaudited)	F - 4

Notes to Financial Statements	F-5 - F-8

REIDCO ACQUISITION I INC.
A Development Stage Company
BALANCE SHEETS

	July 31, 2009 (unaudited)	October 31, 2008 (audited)

ASSETS

CURRENT ASSETS
Cash	$20,056	$10,554

TOTAL ASSETS	$20,056	$10,554

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued expenses	$750	$3,100
Loan payable - officer	25,000	-

TOTAL LIABILITIES	25,750	3,100

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 2,000,000 shares issued and outstanding	200	200
Common stock, $.0001 par value; 100,000,000 shares authorized; 8,200,000 and 5,000,000 shares issued and outstanding	820	500
Additional paid-in capital	64,980	64,800
Deficit accumulated during the development stage	(71,694)	(58,046)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(5,694)	7,454

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,855	$10,554

See notes to financial statements.

REIDCO ACQUISITION I INC.
A Development Stage Company
STATEMENTS OF OPERATIONS
(unaudited)

	For the Nine Months ended July 31, 2009	For the Nine Months ended July 31, 2008	For the Three Months ended July 31, 2009	For the Three Months ended July 31, 2008	For the Cumulative Period from Inception (August 29, 2006) to July 31, 2009

REVENUE	$-	$-	$-	$-	$-

General and administrative expenses	13,648	3,900	9,799	650	70,049

LOSS FROM OPERATIONS	(13,648)	(3,900)	(9,799)	(650)	(70,049)

OTHER EXPENSES:
Interest expense	-	600	-	200	1,645

NET LOSS	$(13,648)	$(4,500)	$(9,799)	$(850)	$(71,694)

BASIC AND DILUTED NET LOSS PER SHARE	$(.00)	$(.00)	$(.00)	$(.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,600,000	5,000,000	8,200,000	5,000,000

See notes to financial statements.

REIDCO ACQUISITION I INC.
A Development Stage Company
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)

						(Deficit)
						Accumulated
					Additional	During the	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

BALANCE AT INCEPTION	-	$-	-	$-	$-	$-	$-
Issuance of common stock at $0.0001	-	-	5,000,000	500	-	-	500
Net loss	-	-	-	-	-	(33,511)	(33,511)
BALANCE AT OCTOBER 31, 2006	-	-	5,000,000	500	-	(33,511)	(33,011)
Capital contributions	-	-	-	-	15,000	-	15,000
Net loss	-	-	-	-	-	(18,332)	(18,332)
BALANCE AT OCTOBER 31, 2007	-	-	5,000,000	500	15,000	(51,843)	(36,343)
Issuance of series A preferred stock at $0.0001	2,000,000	200	-	-	49,800	-	50,000
Net loss	-	-	-	-	-	(6,203)	(6,203)
BALANCE AT OCTOBER 31, 2008	2,000,000	200	5,000,000	$500	64,800	(58,046)	7,454
Issuance of common stock at $0.0001	-	-	3,200,000	320	-	-	320
Capital contributions	-	-	-	-	180	-	180
Net loss	-	-	-	-	-	(13,648)	(13,648)
BALANCE AT JULY 31, 2009	2,000,000	$200	8,200,000	$820	$64,980	$(71,694)	$(5,694)

See notes to financial statements.

REIDCO ACQUISITION I INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months ended July 31, 2009	For the Nine Months ended July 31, 2008	For the Cumulative Period from Inception (August 29, 2006) to July 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,648)	$(4,500)	$(71,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating liabilities:
(Decrease) increase in accounts payable and accrued expenses	(2,350)	3,850	750
Net cash used by operating activities	(15,998)	(650)	(70,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	320	-	820
Proceeds from issuance of series A preferred stock	-	-	50,000
Proceeds from capital contribution	180	-	15,180
Proceeds from notes payable	25,000	-	45,000
Payment of note payable	-	-	(20,000)
Net cash provided by financing activities	25,500	-	91,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,502	(650)	20,056

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,554	1,180	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	20,056	530	20,056

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

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

The Company has approximately $9,300 in gross deferred tax assets at July 31, 2009, resulting from mainly from start up costs. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

REIDCO ACQUISITION I INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(f)        Comprehensive Income

Comprehensive income for the cumulative period from Inception (August 29, 2006) through July 31, 2009, as required to be reported by Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No, 130, was the same as the actual net income (loss) reported for that period.

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

(h)       Fair Value of Financial Instruments:

The carrying values of cash equivalents, accrued expenses, and note payable - officer approximate fair values due to the short period of time to maturity.

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

On January 31, 2009, the Company received proceeds of $320 for 3,200,000 shares of common stock and $180 as a capital contribution.

NOTE 4 -     INCOME TAXES:

The provision for (benefit from) income taxes consists of the following for the period August 29, 2006 (inception) to July 31, 2009:

	July 31, 2009	July 31, 2008
Current:
Federal	$-	$-
Deferred tax asset:
Federal	10,800	8,450
Valuation allowance	(10,800)	(8,450)
	$-	$-

REIDCO ACQUISITION I INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE 4 -     INCOME TAXES (Continued):

The Company has approximately $10,800 in gross deferred tax assets at July 31, 2009, resulting from net operating loss carryforwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. At July 31, 2009, the Company has federal net operating loss carryforwards of approximately $72,000 available to offset future taxable income through 2029.  Use of the net operating loss carryover may be limited for federal income tax purposes due to Internal Revenue Code Section 382, which limits annual use of a net operating loss when there is a change in control of a taxpayer.

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows:

	July 31, 2009	July 31, 2008
Statutory federal income tax rate	(15)%	(15)%
Valuation allowance	15%	15%
Income tax rate	0%	0%

NOTE 5 - NOTE PAYABLE – OFFICER:

The Company received a loan of $25,000 from an officer in July, 2009 to be used for working capital.  The loan is unsecured, due upon demand, and non-interest bearing.

NOTE 6 -      RECENT ACCOUNTING PRONOUNCEMENTS:

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 7 – LIQUIDITY AND GOING CONCERN:

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

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from August 29, 2006 (inception) to July 31, 2009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of July 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended July 31, 2009.

PART II — OTHER INFORMATION

Item 1.          Legal Proceedings.
To the best knowledge of its officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3.          Defaults Upon Senior Securities. None.

Item 4.          Submission of Matters to a Vote of Security Holders. None.

Item 5.          Other Information. None.

1

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation.

*3.2	Bylaws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2009.

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

Date: September 24, 2009	REIDCO ACQUISITION I INC.

	By:	/s/ Shawn Kreloff
Name: Shawn Kreloff
Title: Chairman