Form 10-K/A
period 2008-10-31
REIDCO ACQUISITION I INC
filed 2010-01-20
CIK 1378044

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No.1
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
(917) 742-2110
Facsimile number: (201) 487-2389

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

 (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. o

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008, as filed with the Securities and Exchange Commission on January 29, 2009, to include information regarding Sales of Unregistered Securities required by Items 701(b) and (d) of Regulation S-K. It also amends Item 8A to include a report of management’s assessment regarding internal control over financial reporting at October 31, 2008, in accordance with Item 308 of Regulation S-K. This Amendment No. 1 also amends Exhibit 31 – Section 302 Certification to conform to the language required by Item 601(31) of Regulation S-K. This amendment is not intended to update any other information presented in the Annual Report as originally filed.

Recent Sales of Unregistered Securities

On September 18, 2008 the company issued 2,000,000 shares of unregistered preferred stock for an aggregate purchase price equal to $50,000.00. The purchaser was Spencer Clarke Holdings, LLC; the Company sold these shares under the exemption from registration provided by Section 4(2) of the Securities Act.

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

Item 8A. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2008. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of October 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REIDCO ACQUISITION I INC.

Dated: January 15, 2010	By:	/s/ Shawn Kreloff
Shawn Kreloff
Principal Executive Officer Principal Financial Officer Principal Accounting Officer